Form 10QSB
period 2000-03-31
HITCHIN POST INC
filed 2000-05-15
CIK 1103098

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

     FORM 10 QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


    COMMISSION FILE NUMBER 0001103098
                           ----------


                             HITCHIN' POST INCORPORATED
                     -----------------------------------------
             (Exact name of registrant as set forth in its charter)

Nevada                                                    33-0885759
----------------------------------
----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification
No.)
incorporation or organization)


44489 Town Center Way #D415, Palm Desert, CA 92260


--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

NONE
-----
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

The number of shares of the registrant's common stock as of March 31, 2000:
1,000,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                  TABLE OF CONTENTS
PAGE
                  -----------------
----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
  3
(b)      Statement of Operations
  4
(c)      Statement of Changes in Financial Position
  5
(d)      Statement of Shareholders' Equity
  6
(e)      Notes to Financial Statements
  7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
  8

Item 3.  Risks

PART II. OTHER INFORMATION
  9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
None

SIGNATURES
 10

FINANCIAL DATA SCHEDULE
 11


       [CAPTION]
[CAPTION]

HITCHIN' POST INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                          March 31,
                                                   ---------------------
                                                       1999   2000
                                                     ------- -------

Assets: ............................................  $ --   $ --
                                                    =======  =======

Liabilities - Accounts Payable .....................  $ --   $ --
                                                    -------  -------

Stockholders' Equity:
 Common Stock, Par value $.001

 Authorized 100,000,000 shares,
 Issued 1,000,000 shares at December 31,

 1999 and 1998 ..................................    1,000   1,000
 Paid-In Capital ..................................    440      --
 Retained Deficit ................................. (1,200) (1,200)
 Deficit Accumulated During the
 Development Stage ..............................     (240)   (240)
                                                     -------  -------

  Total Stockholders' Equity ....................       --     --
                                                     -------  -------
  Total Liabilities and

  Stockholders' Equity ........................    $    --   $   --
                                                    =======  =======

[CAPTION]
HITCHIN' POST INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
                                                                 Cumulative
                                               For period ended    Since
Inception

                                               March 31,         of Development
                                               --------------    Stage
                                               1999    2000
                                               -----  -----   -----
Revenues: ..................................  $--     $  --   $  --

Expenses: ..................................  240       --     240
                                             -----     -----  -----

  Net Loss ................................ $(240)    $--     $(240)
                                             -----     -----  -----

Basic & Diluted loss per share .............$  --     $   --
                                             =====     ===== ======

[CAPTION]
HITCHIN' POST INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2000


                                                                   Common Stock

                                                              Add'l Paid-
Accumulated
                                            Shares      Amount  In Capital

Deficit       Total
                                        ----    -----   ------ -----
------**********


Balance at May 23, 1996 (inception)      --      $ --   $  --   $ --   $ --

June 10, 1996 Issuance of Stock for
Services and payment

 of Accounts Payable ..............    1,000    1,000      --     --     --

Net Loss ..........................       --       --      --  (1,000)   --
                                       ------  ------    ----- ------ -------

Balance at December 31, 1996 ......       --       --      --  (1,000)   --

Net Loss ..........................       --       --      --     100    --
                                       ------  ------  ------ ------   ------

Balance at December 31, 1997

 As Originally Reported ...........    1,000    1,000       -- (1,100)   --

Retroactive adjustment for 1,000

 to 1 stock split November 11, 1999  999,000       --       --    --
                                     --------- ------- ------ ------- --------
Restated balance January 1, 1998 ..   1,000,000    1,000    -- (1,100)   --

Net Loss ..........................      --        --       --   (100)   --
                                       ------- ------- ------ -------  -------
Balance at December 31, 1998 ......   1,000,000    1,000    -- (1,200)   --

Capital contributed by Shareholder       --        --      440     --    --
Net Loss ..........................      --        --       --     --  (240)
                                       ------- ------- ------- ------ --------

Balance at December 31, 1999 ......   1,000,000 $  1,000 $ 440 (1,200)$(240)

Balance at March 31, 1999 .........   1,000,000 $  1,000 $ 440 (1,200)$(240)

                                      =========    =======  === ======== ====



[CAPTION]
HITCHIN' POST INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
                                                                 Cumulative
                                               For period ended    Since
Inception

                                               December 31,      of Development
                                               ---------------   Stage
                                               1999       2000
                                              ------     ------        -----
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss ..............................       $(240)     $--          $(240)
Increase (Decrease) in Accounts Payable        (200)      --           (200)
                                               -----      -----        -----
 Net Cash Used in operating activities         (440)        --         (440)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by

 investing activities                            --         --           --
                                               -----      -----        -----
CASH FLOWS FROM FINANCING
ACTIVITIES:

Capital contributed by shareholder              440         --          440
                                               -----      -----        -----
Net Cash Provided by

 Financing Activities                           440         --          440

                                               -----      -----        -----

Net (Decrease) Increase in
 Cash and Cash Equivalents                       --         --           --
Cash and Cash Equivalents
 at Beginning of Period                          --         --           --
                                               -----      -----        -----
Cash and Cash Equivalents

 at End of Period                             $  --     $   --         $ --
                                               =====     =====         =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:

 Interest                                     $  --     $   --         $ --
 Franchise and income taxes                   $  300    $   --         $ 300


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

[CAPTION]
HITCHIN' POST INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Hitchin' Post Incorporated is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the State of Nevada on May 23, 1996. The Company ceased all operating activities during the period from May 23,
1996 to June 5, 1999 and was considered dormant. Since June 5, 1999, the Company is in the development stage, and has not commenced planned principal operations.

NATURE OF BUSINESS

The Company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LOSS PER SHARE

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                 Per-Share
                          INCOME  SHARES  AMOUNT
                         (Numerator) (Denominator)

           FOR THE YEAR ENDED DECEMBER 31, 1999
Basic Loss per Share

Loss to common shareholders ............         $ (240)    1,000,000   $  --

                                                 =========  ========= =========
           FOR THE YEAR ENDED DECEMBER 31, 1998
Basic Loss per Share

Loss to common shareholders ............         $ (100)    1,000,000   $  --
                                                =========  ========= =========

The effect of outstanding common stock equivalents would be anti-dilution for December 31, 1999 and 1998 and are thus not considered.

NOTE 2 - INCOME TAXES


As of December 31, 1999, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $1,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

On November 11, 1999 the Board of Directors authorized 1,000 to 1 stock split,

changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

PLAN OF OPERATIONS

The Company has no current operations, other than searching for a suitable merger candidate. Therefore, a comparative analysis of this quarter to the same quarter for the last fiscal year is not presented.


The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company's plan of operations over the next 12 months includes the seeking of acquisition or merger opportunities. During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. If the company is not able to raise equity capital, and it presently has no cash with which to satisfy any future cash requirements. The company will need a minimum of $10,000 to satisfy its cash requirements for the next 12 months. The company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires. The company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has generated no revenue since its inception.


The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

The Company intends to utilize the proceeds from this offering or to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's
Board of
Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management had adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company. As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the anticipated market price of the Company's Common Stock at such a time. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will potentially be less than market value, that the potential of a stock sale will be a material factor in their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement.

No other payments of cash or property are expected to be received by Management in connection with any acquisition. The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.



PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.
 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE



                                   SIGNATURES


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Hitchin' Post Incorporated


   Dated: May 5, 2000              By:  Shirley A. Bethurum
                                        ---------------------------
                                        SHIRLEY A. BETHURUM, President
and Director






[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE



[ARTICLE] 5
[MULTIPLIER] 1
       [PERIOD-TYPE]         3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       1000000
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                         0
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)

