Form 10QSB
period 2000-09-30
HITCHIN POST INC
filed 2000-11-14
CIK 1103098

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:         September 30, 2000
                                          ------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       For the transition period from                    to
                                       ------------------    ------------
             Commission file number       0-730
                                     ---------------

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 4,000,000
                                                    ----------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Hitchin' Post Incorporated
(A Development Stage Company)


     We have reviewed the accompanying balance sheet of Hitchin' Post Incorporated (a development stage company) as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                             Respectfully submitted



                                             /s/ ROBISON, HILL & CO.
                                             Certified Public Accountants

Salt Lake City, Utah
October 20, 2000

                           HITCHIN' POST INCORPORATED
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                      September 30, December 31,
                                                            -------------------
                                                             2000        1999
                                                            -------     -------
ASSETS .................................................    $  --       $  --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .....................................    $   500     $  --
  Accrued expenses .....................................       --          --
                                                            -------     -------

     Total Liabilities .................................        500        --
                                                            -------     -------

Stockholders' Equity ...................................       --          --
Common stock (par value $.001),
  100,000,000 shares
  authorized, issued 4,000,000
  shares at September 30, 2000
  and December 31, 1999 ................................      4,000       1,000
Paid-In Capital ........................................      1,890         440
Retained deficit .......................................     (1,200)     (1,200)
Deficit accumulated during development stage ...........     (5,190)       (240)
                                                            -------     -------

     Total Stockholders' Equity ........................        500        --
                                                            -------     -------

     Total Liabilities and Stockholders' Equity ........    $  --       $  --
                                                            =======     =======
















                 See accompanying notes and accountants' report

                           HITCHIN' POST INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                                           Cumulative
                                                                             Since
                               For the Three Months   For the Nine Months  June 5, 1999
                                      Ended                Ended           Inception of
                                    September 30,        September 30,     Development
                                --------------------  ------------------
                                  2000       1999       2000       1999     Stage
                                ---------  ---------  ---------   -------   -------
Revenues ..................     $    --    $    --    $    --     $  --     $  --
                                ---------  ---------  ---------   -------   -------

Expenses
  Selling, general and
    administrative expenses         3,500       --        4,950       240     5,190
                                ---------  ---------  ---------   -------   -------

      Net Loss ............     $  (3,500) $    --    $  (4,950)  $  (240)  $(5,190)
                                =========  =========  =========   =======   =======


Basic & Diluted loss per
share .....................     $    --    $    --    $    --     $  --     $  --
                                =========  =========  =========   =======   =======
























                 See accompanying notes and accountants' report

                           HITCHIN' POST INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        Cumulative
                                                                          Since
                                                                        June 5, 1999
                                            For the nine months ended   Inception
                                                      September 30,        of
                                                                        Development
                                                   -------------------
                                                    2000        1999    Stage
                                                   -------   ---------  -------
Cash Flows from Operating Activities:
    Net Loss ....................................  $(4,950)  $    --    $(2,190)
    Common stock issued for services &
         payment of accounts payable ............    3,000
                                                   -------   ---------  -------
    Increase (Decrease) in Accounts Payable .....      500        --        300
                                                   -------   ---------  -------
        Net cash used in operating activities ...   (1,450)       --     (1,890)
                                                   -------   ---------  -------

Cash Flows from Investing Activities:
        Net cash provided by investing activities     --          --       --
                                                   -------   ---------  -------

Cash Flows from Financing Activities:
    Capital contributed by shareholder ..........    1,450        --      1,890
                                                   -------   ---------  -------
         Net cash provided by
         financing activities ...................    1,450        --      1,890
                                                   -------   ---------  -------

Net change in cash and cash equivalents .........     --          --       --
Cash and cash equivalents at beginning of year ..     --          --       --
                                                   -------   ---------  -------

Cash and cash equivalents at end of year ........  $  --     $    --    $  --
                                                   =======   =========  =======

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest ................................  $  --     $    --    $  --
        Franchise and income taxes ..............  $  --     $    --    $   300

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None




                See accompanying notes and accountants' report.

                           HITCHIN' POST INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the state of Nevada on May 23, 1996. The Company ceased all operating activities during the period from May 23, 1996 to June 5, 1999 and was considered dormant. Since June 5, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           HITCHIN' POST INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The  reconciliations of the numerators and denominators of the basic income
(loss) per share computations are as follows:


                                                           Per-Share
                                Income        Shares        Amount
                                ------        ------        ------
                              (Numerator)  (Denominator)

                              For the three months ended September 30, 2000
                              ---------------------------------------------
Basic Income per Share
Income to common shareholders $     3,500      4,000,000   $         -
                              ===========  =============   ===========

                              For the nine months ended September 30, 2000
                              --------------------------------------------
Basic Loss per Share
Loss to common shareholders   $    (4,950)     4,000,000   $         -
                              ===========  =============   ===========


                              For the three months ended September 30, 1999
                              ---------------------------------------------

Basic Loss per Share
Loss to common shareholders   $        -       1,000,000   $         -
                              ===========  =============   ===========


                              For the nine months ended September 30, 1999
                              --------------------------------------------

Loss to common shareholders   $      (240)     1,000,000   $         -
                              ===========  =============   ===========

     The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                           HITCHIN' POST INCORPORATED
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 - STOCK ISSUED

     On July 10, 2000 the Board of Directors authorized the issuance of 3,000,000 shares of stock to unrelated parties as payment for services.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                           HITCHIN' POST INCORPORATED
                           --------------------------
                                  (Registrant)





DATE: November 14, 2000                             By:  /s/
      ------------------
                                                    David Sitko, CEO/President
                                                    (Principal Financial and
                                                     Accounting Officer)